Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1995-08-15
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             _______________________


For Quarter Ended June 30, 1995                    Commission File No. 2-95011


                     WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                  (Exact name of registrant as specified in its charter)


 Massachusetts                                                       04-2846629
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


One Financial Center, 21st Floor, Boston, MA                             02111
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code              (617) 482-8000


                                   Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate  by  check mark whether the registrant  (1)
has  filed  all  reports required  to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X          No
                                 ---              ---
                             There are no Exhibits.

                                  Page 1 of 12
(Page 2)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)


                                    INDEX
                                                                Page No.
Financial Statements

Balance Sheets as of June 30, 1995 and December 31, 1994        3

Statements of Operations For the Quarters Ended
  June 30, 1995 and 1994 and the Six Months Ended
  June 30, 1995 and 1994                                        4

Statements of Cash Flows For the Six
  Months Ended June 30, 1995 and 1994                           5

Notes to Financial Statements                                   6 - 7

Management's  Discussion and  Analysis  of
  Financial Condition and Results of Operations                 8 - 9

Computer Equipment Portfolio                                    10

Part II. OTHER INFORMATION

Items 1 - 6                                                     11

Signature                                                       12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                   (Unaudited)    (Audited)
                                                    6/30/95         12/31/94
Investment property, at cost (note 3):
 Computer equipment                              $  1,961,993     $ 3,574,018
   Less accumulated depreciation                    1,549,800       3,094,357
                                                 ----------------------------
    Investment property, net                          412,193         479,661

Cash and cash equivalents                              72,759         325,125
Marketable securities (note 2)                         44,275               -
Rents receivable, net (note 2)                         12,478          10,842
Accounts receivable - affiliates, net (note 2)              -               -
                                                -----------------------------
   Total assets                                  $    541,705     $   815,628
                                                =============================
                        Liabilities and Partners' Equity
Liabilities:
 Current portion of long-term debt (note 5)      $     55,570     $    53,371
  Accounts payable and accrued expenses -
    affiliates (note 4)                                22,772          31,461
 Accrued expenses                                       3,190           8,594
 Accounts payable                                     100,433         132,003
 Unearned rental revenue                                2,176          30,098
 Distribution payable                                   6,584               -
 Long-term debt, less current portion (note 5)          9,706          38,051
                                                 ----------------------------
   Total liabilities                                  200,431         293,578
                                                 ----------------------------
Partners' equity:
 General Partner:
   Capital contribution                                 1,000           1,000
   Cumulative net income                              532,404         447,566
   Cumulative cash distributions                     (612,648)       (599,480)
                                                 ----------------------------
                                                      (79,244)       (150,914)
                                                 ----------------------------
 Limited Partners (25,020 units):
   Capital contribution, net of offering costs     11,139,685      11,139,685
   Cumulative net income                              921,138         923,384
   Cumulative cash distributions                  (11,640,305)    (11,390,105)
                                                 ----------------------------
                                                      420,518         672,964
                                                 ----------------------------
   Total partners' equity                             341,274         522,050
                                                 ----------------------------
   Total liabilities and partners' equity        $    541,705     $   815,628
                                                 ============================

                 See accompanying notes to financial statements.
(Page 4)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                               Quarters Ended             Six Months Ended
                                 June 30,                    June 30,
                            ----------------------     --------------------
                              1995        1994          1995          1994
                            ----------------------     --------------------
Revenue:
 Rental income              $113,181    $  97,056      $249,462     $314,086
 Other income                 24,764            -        51,223            -
 Interest income               1,532        3,069         5,051        4,000
 Net gain (loss) on sale
   of equipment                  836       24,341       (47,379)      31,844
 Recovery of net unsecured
   pre-petition claim
   (note 2)                   44,275            -        44,275            -
                            ---------------------      ---------------------
    Total revenue            184,588      124,466       302,632      349,930
                            ---------------------      ---------------------
Costs and expenses:
 Depreciation                 60,461      111,370       173,608      234,143
 Interest                        424            -         3,308            -
 Related party expenses
  (note 4):
  Management fees              6,536        5,966        15,971       21,668
  General and administrative  20,623       14,069        34,480       28,526
 Reversal of provision for
   doubtful accounts          (7,327)           -        (7,327)           -
                            ---------------------      ---------------------
  Total costs and expenses    80,717      131,405       220,040      284,337
                            ---------------------      ---------------------
Net income (loss)           $103,871     $ (6,939)     $ 82,592     $ 65,593
                            =====================      =====================
Net income (loss) per
  Limited Partnership Unit  $   3.94     $  (0.89)     $  (0.09)    $  (3.92)
                            =====================      =====================

                 See accompanying notes to financial statements.
(Page 5)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                      1995             1994
Cash flows from operating activities:
Net income                                        $ 82,592         $ 65,593
                                                 --------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                    173,608          234,143
   (Reversal of) provision for doubtful
     accounts                                       (7,327)               -
   Net loss (gain) on sale of equipment             47,379          (31,844)
   Net (increase) decrease in current assets       (38,584)           6,839
   Net decrease in current liabilities             (73,585)          (7,991)
                                                 --------------------------
     Total adjustments                             101,491          201,147
                                                 --------------------------
     Net cash provided by operating activities     184,083          266,740
                                                 --------------------------
Cash flows from investing activities:
Purchase of investment property                   (167,898)        (174,991)
Proceeds from sales of investment property          14,379          119,377
                                                 --------------------------
     Net cash used in investing activities        (153,519)         (55,614)
                                                 --------------------------
Cash flows from financing activities:
Principal payments on long-term debt               (26,146)          (3,363)
Cash distributions to partners                    (256,784)        (263,368)
                                                 --------------------------
    Net cash used in financing activities         (282,930)        (266,731)
                                                 --------------------------
Net decrease in cash and cash equivalents         (252,366)         (55,605)

Cash and cash equivalents at beginning of period   325,125          269,150
                                                 --------------------------
Cash and cash equivalents at end of period        $ 72,759         $213,545
                                                 ==========================
Supplemental cash flow information:
 Interest paid during the period                  $  4,385         $     27
                                                 ==========================

                 See accompanying notes to financial statements.
(Page 6)
                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)   Organization and Partnership Matters

The  foregoing  financial  statements  of  Wellesley
Lease   Income   Limited  Partnership   III-C   (the
"Partnership") have been prepared in accordance with
the  rules  and  regulations of the  Securities  and
Exchange  Commission for Form 10-Q and  reflect  all
adjustments which are, in the opinion of management,
necessary for a fair presentation of the results for
the  interim  periods presented.  Pursuant  to  such
rules  and  regulations,  certain  note  disclosures
which are normally required under generally accepted
accounting  principles have  been  omitted.   It  is
recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial  statements  include  allowances  for
estimated   losses  on  receivable  balances.    The
allowances for doubtful accounts are based  on  past
write  off experience and an evaluation of potential
uncollectible accounts within the current receivable
balances.   Receivable balances which are determined
to   be   uncollectible  are  charged  against   the
allowance  and subsequent recoveries,  if  any,  are
credited  to  the allowance.  At June 30,  1995  and
December   31,  1994,  the  allowance  for  doubtful
accounts  included in rents receivable was $814  and
$8,141,  respectively.  The allowance  for  doubtful
accounts   included   in   accounts   receivable   -
affiliates was $1,015 at June 30, 1995 and  December
31, 1994, respectively, all of which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The marketable securities consist of common stock in
Continental Information Systems Corporation received
by the Partnership in the distribution made December
27, 1994 by the Trustee of the Liquidating Estate of
CIS   Corporation,  et  al  with  respect   to   the
outstanding net unsecured pre-petition claim. During
the   second  quarter  of   1995,  the  stock  began
trading,  thereby  providing an objective  valuation
measure  for  establishing  the  cost  basis   which
approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At  June  30,  1995, the Partnership owned  computer
equipment with a depreciated cost basis of $400,244,
subject  to  existing leases and  equipment  with  a
depreciated  cost  basis of  $11,949  in  inventory,
awaiting   re-lease  or  sale.   All  purchases   of
computer equipment are subject to a 3% acquisition fee paid to the General Partner.
(Page 7)

(4) Related Party Transactions

Fees, commissions and other expenses paid or accrued
by   the  Partnership  to  the  General  Partner  or
affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                                    1995         1994
Equipment acquisition fees       $   4,890    $  3,871
Management fees                     15,971      21,668
Reimbursable expenses paid          36,787      22,138
                                 ---------------------
                                 $  57,648    $ 47,677
                                 =====================

Under  the  terms of the Partnership Agreement,  the
General   Partner  is  entitled  to   an   equipment
acquisition fee of 3% of the purchase price paid  by
the  Partnership  for  the equipment.   The  General
Partner  is also entitled to a management fee  equal
to  7%  of  the  monthly rental billings  collected.
Also, the Partnership reimburses the General Partner
and its affiliates for certain expenses incurred  by
them  in  connection  with  the  operation  of   the
Partnership.

(5) Long-term Debt

Long-term  debt  at  June 30,  1995  consists  of  a
$65,276   nonrecourse  installment  note  with   the
interest  rate of 8.10% from Pioneer Bank and  Trust
Company, collateralized by the equipment with a  net
book  value of $77,801 and assignment of the related
lease.   Total long-term debt of $65,276 matures  in
1996.

Maturities of long-term debt are as follows:

1995                    $  27,224
1996                       38,052
                       ----------
                        $  65,276
                       ==========

(6)   Subsequent Events

On  July  20,  1995,  the Partnership  received  the
second   distribution  from  the  Trustee   of   the
Liquidating Estate of CIS Corporation, et  al,  with
respect  to  the  net unsecured pre-petition  claim.
The  distribution  consisted  of  cash  proceeds  of
$50,840   and  3,278  shares  of  common  stock   in
Continental Information Systems Corporation with a carrying value of $8,195. The cash and stock will be reflected in the financial statements for the third quarter of 1995. The cash portion of the Trustee's distribution will be included in the second quarter of 1995 distribution payment to be mailed August 28, 1995. Following the Trustee's second distribution, the Partnership's net unsecured pre-petition claim has been settled as of July 20, 1995.
(Page 8)
                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)
Results of Operations

The    following   discussion   relates    to    the
Partnership's operations for the quarter and six months ended June 30, 1995, compared to the same period in 1994.

The  Partnership realized net income of $103,871 and
a  net  loss  of $6,939 for the three month  periods
ended  June 30, 1995 and 1994, respectively.  Rental
income  increased  $16,125  or  17%  in  1995.   The
increase can be attributed to rents on new equipment
acquisitions  in  1994 and in the first  quarter  of
1995.   Other income is the result of the  reduction
of overstated liabilities recorded in prior periods.
Interest  income  has decreased  between  the  three
month  periods  as a result of lower average  short-
term  investment  balances.   The  recovery  of  net
unsecured pre-petition claim was the result  of  the
establishment  of the carrying value  of  the  stock
received in the December 27, 1994 distribution  from
the   Trustee  of  the  Liquidating  Estate  of  CIS
Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June
30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  cost  and expenses decreased 39% between  the
three  month  periods.  The decrease  in  costs  and
expenses   is   primarily  the   result   of   lower
depreciation    expense.     Depreciation    expense
decreased  due  to a large portion of the  equipment
portfolio becoming fully depreciated and a reduction
in the overall equipment portfolio.  Management fees
expense increased between the three month periods in
correlation  to  the  increase  in  rental   income.
General and administrative expenses were lower in 1994 due to the receipt of a refund related to a sales tax audit assessment that was paid in 1990 and included in general and administrative expenses at that time. The provision for doubtful accounts was reversed $7,327 in the current quarter due to the successful collection efforts of delinquent accounts receivable.

The  Partnership realized net income of $82,592  and
$65,593  and rental income of $249,462 and  $314,086
for  the  six months ended June 30, 1995  and  1994,
respectively.   This  overall  decrease  in   rental
income  can  be  attributed to  lower  rental  rates
obtained   on   equipment   lease   extensions   and
remarketings  after the initial lease  term  expires
and  due  to  an overall reduction in the  equipment
portfolio.  As mentioned above, other income is  the
result  of  the reduction of overstated  liabilities
recorded  in  prior periods.  The  recovery  of  net
unsecured pre-petition claim was the result  of  the
establishment  of the carrying value  of  the  stock
received in the December 27, 1994 distribution  from
the   Trustee  of  the  Liquidating  Estate  of  CIS
Corporation,  et  al,  as  discussed   above.    The
receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased 23% between  the
six  month  periods.   The  decrease  in  costs  and
expenses   is   primarily  the   result   of   lower
depreciation  expense.  As discussed  above  in  the
quarter  analysis,  depreciation  expense  decreased
between 1994 and 1995 due to a large portion of  the
equipment  portfolio becoming fully depreciated  and
an  overall  reduction  in the equipment  portfolio.
Management  fees  decreased due to  the  decline  in
rental  income.   As  mentioned above,  general  and
administrative expenses were lower in 1994 due to the receipt of a refund related to a sales tax audit assessment that was paid in 1990 and included in general and administrative expenses at that time.
During 1995, the Partnership was able to reverse a portion of its provision for doubtful accounts taken in a prior period due to successful collection efforts on delinquent accounts.
(Page 9)

During  the quarter ended June 30, 1995 and the  six
months   ended   June  30,  1995,  the   Partnership
allocated profits and losses resulting in $3.94 and $(0.09) per Limited Partnership Unit, respectively.
The allocation for the six months ended June 30, 1995 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the first quarter of 1995. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery allocation of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For  the  six  months ended June  30,  1995,  rental
revenue  generated  from operating  leases  was  the
primary  source  of funds for the  Partnership.   As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental  income will continue to decrease due to  two
factors.  The first factor is the rate obtained when
the  original leases expire and are remarketed at  a
lower  rate.   Typically the  remarketed  rates  are
lower  due  to the decrease in useful  life  of  the
equipment.   Secondly,  the  increasing  change   of
technology   in   the  computer   industry   usually
decreases  the  demand  for  older  equipment,  thus
increasing the possibility of obsolescence.  Both of
these  factors together will cause remarketed  rates
to  be  lower  than original rates  and  will  cause
certain  leases to terminate upon expiration.   This
decrease,    however,   should   not   affect    the
Partnership's  ability  to  meet  its  future   cash
requirements    including   its    long-term    debt
obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.
Future rental revenues amount to $481,390 and are expected to be received over the next four years.

The Partnership's investing activities for the first
six  months of 1995 resulted in equipment  purchases
of  $167,898  and equipment sales with a depreciated
cost   basis  of  $61,856,  generating  $14,379   in
proceeds.  Associated with the equipment sales  were
$98   of  loss  charge  offs  against  the  reserve,
initially set up in prior periods for estimated losses on the ultimate disposition of equipment.
The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The  Partnership's financing activities resulted  in
the  paydown on long-term debt during the six months
ended June 30, 1995 of $26,146.  Such long-term debt
bears interest at 8.10% with installments to be paid
monthly.   Total  long-term  debt  assumed  by   the
Partnership from inception is $10,641,478, for a total leverage of 44%.

Cash  distributions are currently at an annual level
of  4%  per  Limited Partnership Unit, or $5.00  per
Limited Partnership Unit on a quarterly basis.   For
the  quarter  ended June 30, 1995,  the  Partnership
declared  a cash distribution of $131,684, of  which
$6,584  was  allocated to the  General  Partner  and
$125,100 was allocated to the Limited Partners.  The
distribution will be paid on August 28,  1995.   The
Partnership expects to continue paying at or near this level in the future.
(Page 10)
                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Baylor Health Network, Incorporated
Centura Bank
Genix Corporation
Hughes Aircraft Company, Incorporated
J. Walter Thompson & Co.
Mitsubishi, Incorporated
New York Life Insurance Company, Incorporated
NYNEX National, Incorporated
Sports & Recreation, Incorporated
USG Corporation
Xerox Corporation

Equipment Description            Acquisition Price
Computer peripherals             $    372,778
Processors & upgrades               1,039,857
Telecommunications                    490,499
Other                                  58,859
                                 ------------
                                 $  1,961,993
                                 ============

(Page 11)
                           PART II.  OTHER INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)


Item 1.    Legal Proceedings
           Response:  None

Item  2.   Changes in the Rights of the Partnership's
           Security Holders
           Response:  None

Item  3.   Defaults by the Partnership on its  Senior
           Securities
           Response:  None

Item 4.    Results of Votes of Security Holders
           Response:  None

Item 5.    Other Information
           Response:  None

Item 6.    Exhibits and Reports on Form 8-K
           Response:

           A.  None

           B.  None
(Page 12)

SIGNATURE

Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
(Registrant)

By:       Wellesley Leasing Partnership,
          its General Partner

By:       TLP Leasing Programs, Inc.,
          one of its Corporate General Partners


Date:     August 11, 1995
By:       Arthur P. Beecher,
          President