Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1995-11-15
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-95011


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2846629
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                                ---------------


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

                                  Yes X   No
                                     ___     ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)


                                                           INDEX                                                    Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                         3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                    4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                    5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                           9 - 11

              Computer Equipment Portfolio                                                                               12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                13

              Signature                                                                                                  14


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                        (Unaudited)              (Audited)
                                                                                      9/30/95                 12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,547,087         $     3,574,018
     Less accumulated depreciation                                                      1,189,666               3,094,357
                                                                                        ---------               ---------
       Investment property, net                                                           357,421                 479,661

Cash and cash equivalents                                                                  52,502                 325,125
Marketable securities (notes 2 & 6)                                                        47,223                       -
Rents receivable, net (note 2)                                                             36,808                  10,842
                                                                                           ------                  ------

     Total assets                                                                 $       493,954         $       815,628
                                                                                  =       =======         =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $        51,801         $        53,371
   Accounts payable and accrued expenses - affiliates (note 4)                             18,953                  31,461
   Accounts payable and accrued expenses                                                  131,235                 140,597
   Unearned rental income                                                                   2,241                  30,098
   Distribution payable                                                                     6,584                       -
   Long-term debt, less current portion (note 5)                                                -                  38,051
                                                                                            -----                  ------

     Total liabilities                                                                    210,814                 293,578
                                                                                          -------                 -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                537,632                 447,566
     Cumulative cash distributions                                                       (619,232)               (599,480)
                                                                                         --------                --------
                                                                                          (80,600)               (150,914)
                                                                                          -------                --------
   Limited Partners (25,020 Units):
     Capital contribution, net of offering costs                                       11,139,685              11,139,685
     Cumulative net income                                                                994,707                 923,384
     Cumulative cash distributions                                                    (11,765,405)            (11,390,105)
                                                                                      -----------             -----------
                                                                                          368,987                 672,964
                                                                                          -------                 -------
     Unrealized losses on marketable securities (note 6)                                   (5,247)                      -
                                                                                           ------                 -------
     Total partners' equity                                                               283,140                 522,050
                                                                                          -------                 -------

     Total liabilities and partners' equity                                       $       493,954         $       815,628
                                                                                  =       =======         =       =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $    135,670       $    150,580         $    385,132        $    464,665
   Other income                                   24,764                  -               75,987                   -
   Interest income                                 1,656              2,841                6,707               6,841
   Net gain (loss) on sale
     of equipment                                      -             17,508              (47,379)             49,352
   Recovery of net unsecured
     pre-petition claim (note 7)                   8,195                  -               52,470                   -
                                                   -----                  -               ------                   -

       Total revenue                             170,285            170,929              472,917             520,858
                                                 -------            -------              -------             -------

Costs and expenses:
   Depreciation                                   54,293            123,811              227,901             357,954
   Interest                                        1,231                  -                4,539                   -
   Related party expenses (note 4):
     Management fees                               7,535              9,280               23,506              30,949
     General and administrative                   15,382             15,843               49,862              44,367
   Provision for doubtful accounts                13,047              4,503                5,720               4,503
                                                  ------              -----                -----               -----

       Total costs and expenses                   91,488            153,437              311,528             437,773
                                                  ------            -------              -------             -------

Net income                                  $     78,797       $     17,492         $    161,389        $     83,085
                                            =     ======       =     ======         =    =======        =     ======

Net income (loss) per Limited
   Partnership Unit                         $       2.94       $       1.19         $       2.85        $      (2.73)
                                            =       ====       =       ====         =       ====        =      =====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                             1995                    1994
                                                                                             ----                    ----
Cash flows from operating activities:
   Net income                                                                          $    161,389             $      83,085
                                                                                       -    -------             -      ------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                         227,901                   357,954
       Provision for doubtful accounts                                                        5,720                     4,503
       Net loss (gain) on sale of equipment                                                  47,379                   (49,352)
       Net increase in current assets                                                       (84,156)                   (2,501)
       Net decrease in current liabilities                                                  (49,727)                  (41,005)
                                                                                            -------                   -------

         Total adjustments                                                                  147,117                   269,599
                                                                                            -------                   -------

         Net cash provided by operating activities                                          308,506                   352,684
                                                                                            -------                   -------

Cash flows from investing activities:
   Purchase of investment property                                                         (167,898)                 (247,289)
   Proceeds from sales of investment property                                                14,858                   169,934
                                                                                             ------                   -------

         Net cash used in investing activities                                             (153,040)                  (77,355)
                                                                                           --------                   -------

Cash flows from financing activities:
     Principal payments on long-term debt                                                   (39,621)                   (3,363)
     Cash distributions to partners                                                        (388,468)                 (395,052)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (428,089)                 (398,415)
                                                                                           --------                  --------

Net decrease in cash and cash equivalents                                                  (272,623)                 (123,086)

Cash and cash equivalents at beginning of period                                            325,125                   269,150
                                                                                            -------                   -------

Cash and cash equivalents at end of period                                             $     52,502             $     146,064
                                                                                       =     ======             =     =======

Supplemental cash flow information:
   Interest paid during the period                                                     $      5,616             $          27
                                                                                       =      =====             =       =====

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $814 and $8,141, respectively.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 6).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment with a depreciated cost basis of $354,809, subject to existing leases and equipment with a depreciated cost basis of $2,612 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:


                                                      1995                      1994
                                                      ----                      ----

      Equipment acquisition fees                  $      4,890              $      5,977
      Management fees                                   23,506                    30,949
      Reimbursable expenses paid                        49,780                    40,866
                                                        ------                    ------

                                                  $     78,176              $     77,792
                                                  =     ======              =     ======

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

(5)   Long-term Debt

Long-term debt at September 30, 1995 consists of a $51,801 nonrecourse installment note with an interest rate of 8.10% from Pioneer Bank and Trust Company, collateralized by the equipment with a net book value of $68,076 and assignment of the related lease. Total long-term debt of $51,801 matures in 1996.

Maturities of long-term debt are as follows:

                                     1995                     $     13,749
                                     1996                           38,052
                                                                    ------

                                                              $     51,801
                                                              =     ======

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $5,247.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount            Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 52,470       $ 47,223      $      -          $      -
                                                                       ========       ========      ====-===          ========


As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(7)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 6 Subsequent Events, the Partnership received the second and final distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $50,840 and of 3,278 shares of common stock in Continental Information Systems Corporation with a carrying value of $8,195. Following the Trustee's second distribution, the Partnership's net unsecured pre-petition claim has been settled as of July 20, 1995 and there are no other outstanding receivable balances.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995, compared to the same period in 1994.

The Partnership realized net income of $78,797 and $17,492 for the three month periods ended September 30, 1995 and 1994, respectively. Rental income decreased $14,910 or 10% primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income has decreased between the three month periods as a result of lower average short-term investment balances. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al, (the "Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased $61,949 or 40% between the three month periods. The decrease in costs and expenses is a result of lower depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated. Interest expense was generated during the quarter due to the interest paid on long-term debt. The debt was originally obtained during the fourth quarter of 1994. Management fees have decreased due to the decline in rental income. General and administrative expenses remained constant during the three month periods. The Partnership established a provision for doubtful accounts by $13,047 to reserve for uncollectible accounts receivable.

The Partnership realized net income of $161,389 and $83,085 for the nine month periods ended September 30, 1995 and 1994, respectively. Rental income decreased $79,533 or 17%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings and to an overall reduction in the equipment portfolio. As mentioned above, other income is the result of the reduction of overstated liabilities recorded in prior periods. Interest income declined slightly due to lower average short-term investment balances. The Partnership recognized a net loss on sale of equipment in 1995 of $47,379 versus a net gain of $49,352 in 1994 due to current year sales of equipment with high net book values. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 final distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Total costs and expenses decreased $126,245 or 29% between the nine month periods. The decrease in costs and expenses is a result of lower depreciation expense. As discussed above, depreciation expense decreased $130,053 between 1995 and 1994 due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. As stated above, interest expense was generated during the year due to the interest paid on long-term debt that was originally obtained in the fourth quarter of 1994. As mentioned above, management fees decreased due to the decline in rental income. General and administrative expenses were lower in 1994 due to the 1994 receipt of a refund related to a sales tax audit assessment that was paid in 1990 and included in general and administrative expenses at that time. During 1995, the Partnership established a provision for doubtful accounts of $5,720 to reserve for uncollectible accounts receivable.

During the quarter and nine months ended September 30, 1995, the Partnership allocated profits and losses resulting in $2.94 and $2.85 per Limited Partnership Unit, respectively. The allocation for the nine months ended September 30, 1995 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from the operating leases was the primary source of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment or from a reduction in the rate of cash distributions. Future rental revenues amount to $383,435 and are expected to be received over the next three years.

In the nine months ended September 30, 1995, the Partnership's investing activities resulted in equipment purchases of $167,898 and sales of equipment with a depreciated cost basis of $73,804, generating $14,858 of proceeds. Associated with the equipment sales were $11,567 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment as the Partnership has reached the ends of its reinvestment period.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

The Partnership's financing activities resulted in the paydown on long-term debt during the nine months ended September 30, 1995 of $39,621. Such long-term debt bears interest at 8.10% with installments to be paid monthly. Total long-term debt assumed by the Partnership from inception is $10,641,478 for a total leverage of 44%.

Cash distributions are at an annual level of 3% per Limited Partnership Unit or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a distribution of $98,763, of which $4,938 was allocated to the General Partner and $93,825 was allocated to the Limited Partners. The distribution will be made on November 28, 1995. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                     (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1995

Lessee

Baylor Health Network, Incorporated
Centura Bank, Incorporated
Genix Corporation
Hughes Aircraft Company, Incorporated
J. Walter Thompson & Company
Mitsubishi, Incorporated
New York Life Insurance Company, Incorporated
NYNEX National, Incorporated
Sports & Recreation, Incorporated
USG Corporation
Xerox Corporation

Equipment Description                                                               Acquisition Price

Computer peripherals                                                                  $       293,947
Processors & upgrades                                                                         819,956
Telecommunications                                                                            386,772
Other                                                                                          46,412
                                                                                               ------

                                                                                      $     1,547,087
                                                                                      =     =========


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

By:  Arthur P. Beecher
     President


Date: November 14, 1995
      ------------------