Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1996-05-14
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                    Commission File No. 2-95011


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


                                                  INDEX                                                   Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                             3

                    Statements of Operations For the Quarters Ended
                         March 31, 1996 and 1995                                                          4

                    Statements of Cash Flows For the Quarters Ended
                         March 31, 1996 and 1995                                                          5

                    Notes to Financial Statements                                                         6 - 8

              Management's Discussion and Analysis of Financial Condition and                             9 - 10
                    Results of Operations

              Computer Equipment Portfolio                                                                11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                 12

              Signature                                                                                   13


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/96                 12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                            $        988,954        $      1,495,761
     Less accumulated depreciation                                                        744,193               1,217,633
                                                                                 ----------------        ----------------
       Investment property, net                                                           244,761                 278,128

Cash and cash equivalents                                                                  96,797                  58,929
Marketable securities (note 6)                                                             45,922                  44,599
Rents receivable, net (note 2)                                                             54,126                  25,775
Sales receivable                                                                               50                      50
                                                                                 ----------------        ----------------

     Total assets                                                                $        441,656        $        407,481
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $         24,021        $         38,051
   Accounts payable and accrued expenses - affiliates (note 4)                              6,093                   8,210
   Accounts payable and accrued expenses                                                  173,064                 176,888
   Unearned rental revenue                                                                      -                   2,176
                                                                                 ----------------        ----------------

     Total liabilities                                                                    203,178                 225,325
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                569,996                 540,111
     Cumulative cash distributions                                                       (627,462)               (624,170)
     Unrealized losses on marketable securities (note 6)                                      (65)                    (79)
                                                                                 ----------------        ----------------
                                                                                          (56,531)                (83,138)
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,685              11,139,685
     Cumulative net income                                                              1,083,587                 992,631
     Cumulative cash distributions                                                    (11,921,780)            (11,859,230)
     Unrealized losses on marketable securities (note 6)                                   (6,483)                 (7,792)
                                                                                 ----------------        ----------------
                                                                                          295,009                 265,294
                                                                                 ----------------        ----------------
     Total partners' equity                                                               238,478                 182,156
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        441,656        $        407,481
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                    1995
                                                                                     --------------         ---------------
Revenue:
   Rental income                                                                     $       78,267         $       136,281
   Other income                                                                                   -                  26,459
   Interest income                                                                              913                   3,519
   Net gain (loss) on sale of equipment                                                      96,525                 (48,215)
                                                                                     --------------         ---------------

       Total revenue                                                                        175,705                 118,044
                                                                                     --------------         ---------------

Costs and expenses:
   Depreciation                                                                              33,367                 113,147
   Interest                                                                                     676                   2,884
   Related party expenses (note 4):
     Management fees                                                                          3,346                   9,435
     General and administrative                                                              17,475                  13,857
                                                                                     --------------         ---------------

       Total costs and expenses                                                              54,864                 139,323
                                                                                     --------------         ---------------

Net income (loss)                                                                    $      120,841         $       (21,279)
                                                                                     ==============         ===============

Net income (loss) per Limited Partnership Unit                                       $         3.64         $         (4.03)
                                                                                     ==============         ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                               1996                 1995
                                                                                         ----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                                                     $        120,841     $        (21,279)
                                                                                         ----------------     ----------------

   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Depreciation                                                                                33,367              113,147
       Net (gain) loss on sale of equipment                                                       (96,525)              48,215
       Net (increase) decrease in current assets                                                  (28,351)               4,002
       Net decrease in current liabilities                                                         (8,117)             (16,670)
                                                                                         ----------------     ----------------

         Total adjustments                                                                        (99,626)             148,694
                                                                                         ----------------     ----------------

         Net cash provided by operating activities                                                 21,215              127,415
                                                                                         ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                                      -             (167,898)
   Proceeds from sales of investment property                                                      96,525               12,865
                                                                                         ----------------     ----------------

         Net cash provided by (used in) investing activities                                       96,525             (155,033)
                                                                                         ----------------     ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           (14,030)             (12,942)
   Cash distributions to partners                                                                 (65,842)            (125,100)
                                                                                         ----------------     ----------------

         Net cash used in financing activities                                                    (79,872)            (138,042)
                                                                                         ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                               37,868             (165,660)

Cash and cash equivalents at beginning of period                                                   58,929              325,125
                                                                                         ----------------     ----------------

Cash and cash equivalents at end of period                                               $         96,797     $        159,465
                                                                                         ================     ================

Supplemental cash flow information:
   Interest paid during the period                                                       $            676     $          2,884
                                                                                         ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-C (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $814.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $244,761, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1996 and 1995, are as follows:

                                                      1996               1995
                                                      ----               ----

Equipment acquisition fees                        $          -       $      4,890
Management fees                                          3,346              9,435
Reimbursable expenses paid                              21,610             18,449
                                                  ------------       ------------

                                                  $     24,956       $     32,774
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

(5)   Long-term Debt

Long-term debt at March 31, 1996 consists of a $24,021 nonrecourse installment note with an interest rate of 8.10% from Pioneer Bank and Trust Company, collateralized by the equipment with a net book value of $52,516 and assignment of the related lease.
Such long-term debt of $24,021 matures in 1996.

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At March 31, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $6,548.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at March 31, 1996 and December 31, 1995, respectively, are as follows:

                                                                           March 31, 1996                 December 31, 1995
                                                                       -------------------------    -----------------------

                                                                       Cost           Fair          Cost            Fair
                                                                       Basis          Value         Basis           Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 52,470       $ 45,922      $ 52,470        $ 44,599
                                                                       ========       ========      ========        ========

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996, in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $120,841 and a net loss of $21,279 for the quarters ended March 31, 1996 and 1995, respectively. Rental income decreased $58,014 or 43% in 1996. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income reported in 1995 is the result of the reduction of overstated liabilities recorded in prior periods. Interest income has decreased as a result of lower short-term investment balances held during 1996. The net gain on sale of equipment of $96,525 can be attributed to sales of fully depreciated equipment during the current quarter, versus a net loss on sale of equipment of $48,215 recognized in the prior period.

Total cost and expenses decreased $84,459 or 61% between the three month periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. Depreciation expense decreased in the current quarter due to a portion of the equipment portfolio becoming fully depreciated. Interest expense decreased $2,208 due to the larger paydown of principal of long-term debt during the current quarter. Management fees expenses have decreased due to the decline in rental income. General and administrative expenses increased $3,618 or 26%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $3.64 and a net loss per Limited Partnership Unit of $4.03 for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $210,847 and are to be received over the next three years.

The Partnership's investing activities for the current quarter resulted in fully depreciated equipment sales, generating $96,525 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in a paydown on long-term debt during the quarter of $14,030. Such long-term debt bears interest at 8.10% with installments to be paid monthly. Total long-term debt assumed by the Partnership from inception is $10,641,478, for a total leverage of 43%.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $65,842, of which $3,292 was allocated to the General Partner and $62,550 was allocated to the Limited Partners. The distribution will be made on May 29, 1996. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in the future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1996

Lessee

Baylor Health Network, Incorporated
Centura Bank
Genix Corporation
Hughes Aircraft Company, Incorporated
J. Walter Thompson & Co.
Mitsubishi, Incorporated
New York Life Insurance Company, Incorporated
NYNEX National, Incorporated
Sports & Recreation, Incorporated
USG Corporation
Xerox Corporation

Equipment Description                         Acquisition Price

Computer peripherals                             $      187,902
Processors & upgrades                                   524,145
Telecommunications                                      247,238
Other                                                    29,669
                                                 --------------

                                                 $      988,954
                                                 ==============


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


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996