Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1996-08-14
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-95011


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

                           --------------------------


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


                                    INDEX                                                                            Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                              3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and For the Six Months Ended
                          June 30, 1996 and 1995                                                                          4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                                          5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations                                                                        9 - 11

              Computer Equipment Portfolio                                                                               12

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                13

              Signature                                                                                                  14


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                             Assets                 (Unaudited)            (Audited)
                                                                                      6/30/96               12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $        592,514        $      1,495,761
     Less accumulated depreciation                                                        398,464               1,217,633
                                                                                 ----------------        ----------------
       Investment property, net                                                           194,050                 278,128

Cash and cash equivalents                                                                  84,478                  58,929
Marketable securities (note 6)                                                             39,353                  44,599
Rents receivable, net (note 2)                                                                711                  25,775
Sales receivable                                                                              600                      50
                                                                                 ----------------        ----------------

     Total assets                                                                $        319,192        $        407,481
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $          9,706        $         38,051
   Accounts payable and accrued expenses - affiliates (note 4)                              7,891                   8,210
   Accounts payable and accrued expenses                                                  133,849                 176,888
   Unearned rental revenue                                                                 10,954                   2,176
                                                                                 ----------------        ----------------

     Total liabilities                                                                    162,400                 225,325
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                613,060                 540,111
     Cumulative cash distributions                                                       (630,754)               (624,170)
     Unrealized losses on marketable securities (note 6)                                     (131)                    (79)
                                                                                 ----------------        ----------------
                                                                                          (16,825)                (83,138)
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,685              11,139,685
     Cumulative net income                                                              1,031,248                 992,631
     Cumulative cash distributions                                                    (11,984,330)            (11,859,230)
     Unrealized losses on marketable securities (note 6)                                  (12,986)                 (7,792)
                                                                                 ----------------        ----------------
                                                                                          173,617                 265,294
                                                                                 ----------------        ----------------
     Total partners' equity                                                               156,792                 182,156
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        319,192        $        407,481
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $     22,949       $    113,181         $    101,216        $    249,462
   Other income                                        -             24,764                    -              51,223
   Interest income                                 1,162              1,532                2,075               5,051
   Net gain (loss) on sale
     of equipment                                 43,458                836              139,983             (47,379)
   Recovery of unsecured
     pre-petition claim                                -             44,275                    -              44,275
                                            ------------       ------------         ------------        ------------

       Total revenue                              67,569            184,588              243,274             302,632
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                   33,367             60,461               66,734             173,608
   Interest                                          390                424                1,066               3,308
   Related party expenses (note 4):
     Management fees                               5,112              6,536                8,458              15,971
     General and administrative                   21,119             20,623               38,594              34,480
   (Reversal of) provision for
     doubtful accounts                            16,856             (7,327)              16,856              (7,327)
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   76,844             80,717              131,708             220,040
                                            ------------       ------------         ------------        ------------

Net (loss) income                           $     (9,275)      $    103,871         $    111,566        $     82,592
                                            ============       ============         ============        ============

Net (loss) income per Limited
   Partnership Unit                         $      (2.10)      $       3.94         $       1.54        $      (0.09)
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                             1996                    1995
                                                                                             ----                    ----

Cash flows from operating activities:
   Net income                                                                          $    111,566             $      82,592
                                                                                       ------------             -------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                          66,734                   173,608
       (Reversal of) provision for doubtful accounts                                         16,856                    (7,327)
       Net (gain) loss on sale of equipment                                                (139,983)                   47,379
       Net decrease (increase) in current assets                                              7,658                   (38,584)
       Net decrease in current liabilities                                                  (34,580)                  (73,585)
                                                                                       ------------             -------------

         Total adjustments                                                                  (83,315)                  101,491
                                                                                       ------------             -------------

         Net cash provided by operating activities                                           28,251                   184,083
                                                                                       ------------             -------------

Cash flows from investing activities:
   Purchase of investment property                                                                -                  (167,898)
   Proceeds from sales of investment property                                               157,327                    14,379
                                                                                       ------------             -------------

         Net cash provided by (used in) investing activities                                157,327                  (153,519)
                                                                                       ------------             -------------

Cash flows from financing activities:
     Principal payments on long-term debt                                                   (28,345)                  (26,146)
     Cash distributions to partners                                                        (131,684)                 (256,784)
                                                                                       ------------             -------------

         Net cash used in financing activities                                             (160,029)                 (282,930)
                                                                                       ------------             -------------

Net increase (decrease) in cash and cash equivalents                                         25,549                  (252,366)

Cash and cash equivalents at beginning of period                                             58,929                   325,125
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $     84,478             $      72,759
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $      1,066             $       4,385
                                                                                       ============             =============


                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $17,670 and $814, respectively.

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $194,050, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995, are as follows:

                                                      1996               1995
                                                      ----               ----

Equipment acquisition fees                        $          -       $      4,890
Management fees                                          8,458             15,971
Reimbursable expenses paid                              44,506             36,787
                                                  ------------       ------------

                                                  $     52,964       $     57,648
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

(5)   Long-term Debt

Long-term debt at June 30, 1996 consists of a $9,706 nonrecourse installment note with an interest rate of 8.10% from Pioneer Bank and Trust Company, collateralized by the equipment with a net book value of $46,680 and assignment of the related lease. Such long-term debt of $9,706 matures in 1996.

(6)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At June 30, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $13,117.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at June 30, 1996 and December 31, 1995, respectively, are as follows:

                                                                            June 30, 1996                 December 31, 1995
                                                                       ----------------------       -------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis             Value


Investment in Continental Information
     Systems Corporation Stock                                         $ 52,470      $ 39,353       $ 52,470         $ 44,599
                                                                       ========      ========       ========         ========

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 1996, compared to the same periods in 1995.

The Partnership realized a net loss of $9,275 and net income of $103,871 for the quarters ended June 30, 1996 and 1995, respectively. Rental income decreased $90,232 or 80% in 1996. The decrease is primarily due to a $53,340 adjustment for an overaccrual of rental income recognized in prior periods, relating to equipment that came off lease and was returned to inventory. The other factors impacting rental income for the second quarter of 1996, were the lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and the net decrease in the overall size of the equipment portfolio. Other income reported in 1995 is the result of the reduction of overstated liabilities recorded in prior periods. The net gain on sale of equipment of $43,458 can be attributed to sales of primarily fully depreciated equipment during the current quarter, versus a net gain on sale of equipment of $836 recognized in the prior period. The recovery of the unsecured pre-petition claim in the prior quarter was the result of the establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995, at which time an objective stock value could be determined due to the stock's trading activities.

Total costs and expenses decreased $3,873 or 5% between the three month periods. The decrease in costs and expenses is primarily a result of lower depreciation expense, offset by the fluctuation in the provision for doubtful accounts. Depreciation expense decreased $27,094 in the current quarter due to a portion of the equipment portfolio becoming fully depreciated. For the quarter ended June 30, 1996, the Partnership recognized a provision for doubtful accounts of $16,856 for delinquent rents receivable. During the same period in 1995, the Partnership was able to reverse a portion of its provision for doubtful accounts taken in a prior period due to successful collection efforts on delinquent accounts. Management fees expense decreased between the three month periods as a result of the decrease in rental income. However, the decline in management fees was not as significant as the decline in rental income due to the increased collections of rental receivables that occurred in the second quarter of 1996. General and administrative expenses remained relatively constant.

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership realized net income of $111,566 and $82,592 and rental income of $101,216 and $249,462 for the six months ended June 30, 1996 and 1995, respectively. This overall decrease in rental income can be attributed to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires, an overall reduction in the equipment portfolio and the second quarter of 1996 rental income adjustment, as mentioned above. Other income, reported in 1995, is the result of the reduction of overstated liabilities recorded in prior periods, as discussed in the quarter analysis above. Interest income decreased $2,976 as a result of lower average short-term investment balances held during 1996. The net gain on sale of equipment of $139,983 can be attributed to sales of primarily fully depreciated equipment during 1996, versus a net loss of $47,379 recognized in the prior period. The recovery of the unsecured pre-petition claim in 1995 was the result of the establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total costs and expenses decreased $88,332 or 40% between the six month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. As discussed above in the quarter analysis, depreciation expense decreased $106,874 or 62% between 1995 and 1996 due to a large portion of the equipment portfolio becoming fully depreciated and reduction in the equipment portfolio. Interest expense decreased $2,242, in relation to the decrease in long-term debt outstanding. Management fees decreased overall due to the decline in rental income. General and administrative expenses increased $4,114, or 12%. As mentioned above, a major factor contributing to this increase is the salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable, are being allocated over a diminishing number of partnerships. As discussed in the quarter analysis above, the Partnership recognized a provision for doubtful accounts of $16,856 for delinquent rents receivable, in the current quarter. During the same period in 1995, the Partnership was able to reverse a portion of its provision for doubtful accounts taken in a prior period due to successful collection efforts on delinquent accounts.

The Partnership had a net loss and net income per Limited Partnership Unit of $2.10 and $3.94 for the quarters ended June 30, 1996 and 1995, respectively, and net income and a net loss of $1.54 and $0.09 for the six months ended June 30, 1996 and 1995, respectively. The allocation for the six months ended June 30, 1996 and 1995, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the first quarter of 1996. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery allocation of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the six months ended June 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $156,981 and are to be received over the next two years.

The Partnership's investing activities for the first six months of 1996 resulted in equipment sales with a depreciated cost basis of $17,344, generating $157,327 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in a paydown on long-term debt during the period of $28,345. Such long-term debt bears interest at 8.10% with installments to be paid monthly. Total long-term debt assumed by the Partnership from inception is $10,641,478, for a total leverage of 43%.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $65,842, of which $3,292 was allocated to the General Partner and $62,550 was allocated to the Limited Partners. The distribution will be made on August 29, 1996. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in the future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1996

Lessee

Baylor Health Network, Incorporated
Centura Bank
Hughes Aircraft Company, Incorporated
J. Walter Thompson & Co.
NYNEX National, Incorporated
Sports & Recreation, Incorporated
USG Corporation
Xerox Corporation

Equipment Description                         Acquisition Price

Computer peripherals                             $      112,578
Processors & upgrades                                   314,032
Telecommunications                                      148,129
Other                                                    17,775
                                                 --------------

                                                 $      592,514
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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President