Form 10-Q
period 1996-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1996-11-14
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 2-95011


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

                           ---------------------------


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




                                        INDEX                                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                                   3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and For the Nine Months Ended
                          September 30, 1996 and 1995                                                               4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                               5

                    Notes to Financial Statements                                                                   6 - 7

              Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations                                                                       8 - 10

              Computer Equipment Portfolio                                                                          11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                           12

              Signature                                                                                             13


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                        (Unaudited)             (Audited)
                                                                                      9/30/96                12/31/95
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $        592,514        $      1,495,761
     Less accumulated depreciation                                                        429,218               1,217,633
                                                                                 ----------------        ----------------
       Investment property, net                                                           163,296                 278,128

Cash and cash equivalents                                                                  20,440                  58,929
Marketable securities (note 5)                                                             40,675                  44,599
Rents receivable, net (note 2)                                                              9,700                  25,775
Sales receivable                                                                                -                      50
                                                                                 ----------------        ----------------

     Total assets                                                                $        234,111        $        407,481
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt                                             $              -        $         38,051
   Accounts payable and accrued expenses - affiliates (note 4)                              6,071                   8,210
   Accounts payable and accrued expenses                                                  120,818                 176,888
   Unearned rental revenue                                                                  5,856                   2,176
                                                                                 ----------------        ----------------

     Total liabilities                                                                    132,745                 225,325
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                633,164                 540,111
     Cumulative cash distributions                                                       (634,046)               (624,170)
     Unrealized losses on marketable securities (note 5)                                     (118)                    (79)
                                                                                 ----------------        ----------------
                                                                                                -                 (83,138)
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,685              11,139,685
     Cumulative net income                                                              1,020,238                 992,631
     Cumulative cash distributions                                                    (12,046,880)            (11,859,230)
     Unrealized losses on marketable securities (note 5)                                  (11,677)                 (7,792)
                                                                                 ----------------        ----------------
                                                                                          101,366                 265,294
                                                                                 ----------------        ----------------
     Total partners' equity                                                               101,366                 182,156
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        234,111        $        407,481
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $     54,549       $    135,670         $    155,765        $    385,132
   Other income                                        -             24,764                    -              75,987
   Interest income                                   641              1,656                2,716               6,707
   Net gain (loss) on sale
     of equipment                                      -                  -              139,983             (47,379)
   Recovery of net unsecured
     pre-petition claim                                -              8,195                    -              52,470
                                            ------------       ------------         ------------        ------------

       Total revenue                              55,190            170,285              298,464             472,917
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                   30,754             54,293               97,488             227,901
   Interest                                           99              1,231                1,165               4,539
   Related party expenses (note 4):
     Management fees                               3,869              7,535               12,327              23,506
     General and administrative                   20,067             15,382               58,661              49,862
   (Reversal of) provision for
     doubtful accounts                            (8,693)            13,047                8,163               5,720
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                   46,096             91,488              177,804             311,528
                                            ------------       ------------         ------------        ------------

Net income                                  $      9,094       $     78,797         $    120,660        $    161,389
                                            ============       ============         ============        ============

Net (loss) income per Limited
   Partnership Unit                         $      (0.44)      $       2.94         $       1.10        $       2.85
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                            1996                     1995
                                                                                            ----                     ----

Cash flows from operating activities:
   Net income                                                                          $    120,660             $     161,389
                                                                                       ------------             -------------

   Adjustments  to  reconcile  net  income  to
     net cash  provided  by  operating activities:
       Depreciation                                                                          97,488                   227,901
       Provision for doubtful accounts                                                        8,163                     5,720
       Net (gain) loss on sale of equipment                                                (139,983)                   47,379
       Net decrease (increase) in current assets                                              7,962                   (84,156)
       Net decrease in current liabilities                                                  (54,529)                  (49,727)
                                                                                       ------------             -------------

         Total adjustments                                                                  (80,899)                  147,117
                                                                                       ------------             -------------

         Net cash provided by operating activities                                           39,761                   308,506
                                                                                       ------------             -------------

Cash flows from investing activities:
   Purchase of investment property                                                                -                  (167,898)
   Proceeds from sales of investment property                                               157,327                    14,858
                                                                                       ------------             -------------

         Net cash provided by (used in) investing activities                                157,327                  (153,040)
                                                                                       ------------             -------------

Cash flows from financing activities:
     Principal payments on long-term debt                                                   (38,051)                  (39,621)
     Cash distributions to partners                                                        (197,526)                 (388,468)
                                                                                       ------------             -------------

         Net cash used in financing activities                                             (235,577)                 (428,089)
                                                                                       ------------             -------------

Net decrease in cash and cash equivalents                                                   (38,489)                 (272,623)

Cash and cash equivalents at beginning of period                                             58,929                   325,125
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $     20,440             $      52,502
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $      1,165             $       5,616
                                                                                       ============             =============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $8,377 and $814, respectively, and $600 and $0 included in sales receivable, respectively.

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $163,296, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995, are as follows:

                                                      1996               1995
                                                      ----               ----

Equipment acquisition fees                        $          -       $      4,890
Management fees                                         12,327             23,506
Reimbursable expenses paid                              57,367             49,780
                                                  ------------       ------------

                                                  $     69,694       $     78,176
                                                  ============       ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $11,795.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at September 30, 1996 and December 31, 1995, respectively, are as follows:

                                                               September 30, 1996            December 31, 1995
                                                             ----------------------       ------------------------

                                                             Cost           Fair          Cost             Fair
                                                             Basis          Value         Basis            Value


Investment in Continental Information
     Systems Corporation Stock                               $ 52,470      $ 40,675       $ 52,470         $ 44,599
                                                             ========      ========       ========         ========

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995.

The Partnership realized net income of $9,094 and net income of $78,797 for the quarters ended September 30, 1996 and 1995, respectively. Rental income decreased $81,121 or 60% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income reported in 1995 is the result of the reduction of overstated liabilities recorded in prior periods. The recovery of the unsecured pre-petition claim in the prior quarter was the result of the establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of September 30, 1995, at which time an objective stock value could be determined due to the stock's trading activities. Interest income decreased $1,015 due to lower average short-term investment balances held during the current quarter.

Total costs and expenses decreased $45,392 or 50% between the three month periods. The decrease in costs and expenses is primarily a result of lower depreciation expense combined with the reversal of the provision for doubtful accounts. Depreciation expense decreased $23,539 in the current quarter due to a portion of the equipment portfolio becoming fully depreciated. For the quarter ended September 30, 1996, the Partnership reversed the provision for doubtful accounts by $8,693 due to the successful collection efforts on delinquent accounts. Management fees expense decreased between the three month periods as a result of the decline in rental income. General and administrative costs increased $4,685 or 30% mainly due to the increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner.

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership realized net income of $120,660 and $161,389 and rental income of $155,765 and $385,132 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in rental income can be attributed to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and the overall reduction in the equipment portfolio. Another factor impacting rental income between the two periods was a $53,340 adjustment for an overaccrual of rental income recognized in prior periods relating to equipment that came off lease and was returned to inventory. Other income, reported in 1995, is the result of the reduction of overstated liabilities recorded in prior periods, as discussed in the quarter analysis above. Interest income decreased $3,991 as a result of lower average short-term investment balances held during 1996. The net gain on sale of equipment of $139,983 can be attributed to sales of primarily fully depreciated equipment during 1996, versus a net loss of $47,379 recognized in the prior period. The recovery of the unsecured pre-petition claim in 1995 was the result of the establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of September 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total costs and expenses decreased $133,724 or 43% between the nine month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense. As discussed above in the quarter analysis, depreciation expense decreased $130,413 or 57% between 1995 and 1996 due to a large portion of the equipment portfolio becoming fully depreciated and due to a reduction in the equipment portfolio. Interest expense decreased $3,374, in relation to the decrease in long-term debt outstanding. Management fees decreased due to the decline in rental income. General and administrative expenses increased $8,799 or 18%. As mentioned above, a major factor contributing to this increase is the increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner. The Partnership increased its provision for doubtful accounts to reserve for potential uncollectible rents receivable as of September 30, 1996.

The Partnership had a net loss per Limited Partnership Unit of $0.44 and net income of $2.94 for the quarters ended September 30, 1996 and 1995, respectively, and net income of $1.10 and $2.85 for the nine months ended September 30, 1996 and 1995, respectively. The per unit allocation for the nine months ended September 30, 1996 and 1995, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the third quarter of 1996. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery allocation of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the nine months ended September 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rates are obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $104,021 and are to be received over the next three years.

The Partnership's investing activities for the first nine months of 1996 generated proceeds of $157,327 on equipment sales with a depreciated cost basis of $17,344. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt of $38,051 during the nine periods. Total long-term debt assumed by the Partnership from inception is $10,641,478, for a total leverage of 43%.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $65,842, of which $3,292 was allocated to the General Partner and $62,550 was allocated to the Limited Partners. The distribution will be made on November 27, 1996. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in the future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1996

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


Date:  November 14, 1996

By:    Arthur P. Beecher,
       President