Form 10-K
period 1996-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1997-03-27
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996          Commission File No. 2-95011




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

                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act

                                      None


                          ----------------------------

           Securities registered pursuant to Section 12(g) of the Act

                     Units of Limited Partnership Interests


                          ----------------------------


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

                            Exhibit Index on Page: 38

Corporate organization as discussed in Part I, Item 1 Business is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnerships. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership III-C (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on December 18, 1984. As of December 31, 1996, the Partnership consisted of a General Partner and 1,665 Limited Partners owning 25,020 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 371 Units for a net price of $460 per Unit and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 19, 1985, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The closing date of the Partnership was December 6, 1985, and aggregate equipment purchased through December 31, 1996, is $24,959,019. At the end of 1996, there are 8 leases in place with 7 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP and TLPMS from CMI Holding Co. and CMI Corporation, respectively. Under the new ownership, TLP and TLPMS will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Wellesley Leasing Partnership, is solely responsible for the operation of the Partnership and its equipment. As discussed above, the General Partner has three Corporate General
Partners: TLP, TLPMS and Waddell & Reed. TLP was formed in December 1982 and is a wholly-owned subsidiary of TLP Holding LLC ("Holding"). TLPMS was formed in May 1985 as CISMS, and is a wholly-owned subsidiary of Holding and an affiliate of TLP. Holding is primarily engaged in management services and equipment leasing. Waddell & Reed (formerly TUPS) was formed in May 1986 and is an affiliate of Waddell & Reed, Inc., which was one of the Soliciting Brokers for this offering. Both Waddell & Reed and Waddell & Reed, Inc. are wholly-owned subsidiaries of TMK/United Inc., which itself is an indirect 85% owned subsidiary of Torchmark Corporation ("Torchmark").

The General Partnership Agreement between TLP and TLPMS (the "General Partnership Agreement"), provides that TLPMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions, and sale transactions, for approval by the Executive Committee, and will oversee the operation, management and use of the Partnership's equipment, and that TLP will oversee the marketing of the Units and all administrative functions of the Partnership and, together with Waddell & Reed, will supply substantially all of the General Partner's capital resources. All of the Partnership's equipment to date has been acquired, and all dispositions of Partnership equipment have been made, through TLPMS, using the personnel and resources of Holding and several outside equipment lease brokers the General Partner believes would be most advantageous for the Partnership; see note 8 Item 8. Financial Statements and Supplementary Data. of this report.

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

At December 31, 1996, the Partnership owned various computer equipment with an original cost basis of $443,464. Listed below is a breakdown of the various types of computer equipment owned:

            Computer peripherals                   $       84,258
            Processors & upgrades                         235,036
            Telecommunications                            110,866
            Other                                          13,304
                                                   --------------

                                                   $      443,464
                                                   ==============

As of December 31, 1996, the average lease term is 36 months and the average monthly lease rate as a percentage of original equipment cost is 2.94%.

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

6. Changes in Marketing Policies. IBM's current marketing policy of offering accrual discounts (i.e., applying lease payments as a credit toward the purchase of equipment) and volume discounts enables certain customers to obtain IBM equipment at a cost lower than its fair market value. In the case of accrual discounts, lessees of IBM equipment who have earned a purchase credit toward that equipment can purchase the equipment from IBM and arrange a cost-effective sale and leaseback arrangement with TLP or the Partnership. The sale price to the
         Partnership will typically be less than the fair market value of the equipment. The Partnership may be able to participate in volume discounts through purchases arranged by lessees of TLP. The Partnership's lower equipment costs in turn should enable the Partnership to offer lower lease rates to customers and help offset the risk of early obsolescence. If IBM were to eliminate these policies, raise its prices, lower its lease rates, or become more active as a lessor, the Partnership might find it more difficult to compete successfully as a lessor of IBM equipment.

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Three lessees, Baylor Health Network, Incorporated, J. Walter Thompson & Company and Sports & Recreation, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 16.78%, 34.67% and 16.32%, respectively, of the total rental income for the year ended December 31, 1996. Baylor Health Network, Incorporated, J. Walter Thompson & Company and Sports & Recreation, Incorporated lease equipment comprising 19.05%, 37.02% and 16.30%, respectively, of the total equipment portfolio at December 31, 1996.

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

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS Corporation and CMI Corporation, see Item 3. Legal Proceedings.

Item 2.  Properties.

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $109,050 subject to 8 existing leases with 7 different lessees. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

Item 3. Legal Proceedings:

There are no material pending legal proceedings that the Partnership is a party or of which any of its equipment or leases is the subject.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. and all the common stock of TLP Management Services Corporation ("TLPMS", formerly CIS Management Services Corporation "CISMS") from CMI Corporation. Under the new ownership, it is expected that TLP and TLPMS will continue to operate in the same manner of business as each has in the past.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("CMI Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. CMI Holding is the former parent of TLP and CMI is the former parent of TLPMS. TLP and TLPMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. CMI Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1996, 25,020 Units had been sold to the public at a price of $500 per Unit (except for 371 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders



                                       Number of Unit                           Number of Units
                                     holders on Record                               as of
Title of Class                         as of 12/31/96                              12/31/96
                                       --------------                           ---------------

Units of
Limited
Partnership
Interests                                   1,665                                   25,020


c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1985, the Partnership completed its offering of 25,020 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $250,200 to the Limited Partners in 1996, $469,125 in 1995, and $500,400 in 1994, respectively, and distributed $13,168 to the General Partner in 1996, $24,690 in 1995, and $26,336 in 1994, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1996 are $12,109,430 as compared with the contributed Limited Partner net capital of $11,139,685.

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

Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from Sales or Refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or
Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1996 made February 28, 1997,
cumulative   distributions  to  date  are  $485.24  per  Unit.  This  cumulative distribution per Unit amount represents 27.60% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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


                                                                      For the Years Ended December 31,
                                                 1996              1995              1994               1993                  1992
                                          ------------------------------------------------------------------------------------------

Operating Data

   Rental Income                          $        184,100  $       469,123   $        584,404   $     1,102,743   $       1,663,907
   Interest Income                                   4,825            8,743              7,559             2,971              20,110
   Net Income                                      123,166          161,792            262,849           456,514             816,043
   Net Income Per Limited
     Partnership Unit                                 1.07             2.77               4.24             16.82               25.31

Balance Sheet Data

   Cash and Cash Equivalents              $         18,943  $        58,929   $        325,125   $       269,150   $          95,879
   Computer Equipment at Cost                      443,464        1,495,761          3,574,018         4,392,631           5,348,420
   Total Assets                                    170,381          407,481            815,628         1,015,548           1,250,402
   Long-Term Debt                                        -           38,051             91,422             3,363             205,221
   Distributions to Partners                       263,368          493,815            526,736           526,736             526,736
   Distributions Per Limited
     Partnership Unit                                10.00            18.75              20.00             20.00               20.00
   Partners' Equity                                 42,831          182,156            522,050           785,937             856,159


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

Results of Operations

The following discussion relates to Partnership's operations for the year ended December 31, 1996, in comparison to the years ended December 31, 1995 and 1994.

The Partnership realized net income of $123,166, $161,792, and $262,849 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income decreased $285,023 or 61% and $115,281 or 20% in 1996 and 1995, respectively. The decrease each year is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Interest income decreased $3,918 in 1996 compared to the prior years as a result of lower average short-term investment balances. Other income in 1995 is the result of the reversal of certain liabilities recorded in prior periods. The Partnership recognized a net gain on sale of equipment in 1996 of $152,656 versus a net loss of $47,239 in 1995 due to current year sales of equipment with low net book values. The recovery of net unsecured pre-petition claim of $52,470 and $219,033 for the years ended December 31, 1995 and 1994, respectively, was the result of the receipt of the Trustee's distributions on the fully reserved net unsecured pre-petition receivable (for further discussion refer to note 8 to the financial statements).

Total cost and expenses decreased 48% and 32% in 1996 and 1995, respectively, compared to prior periods. The decrease in costs and expenses each year is primarily a result of lower depreciation expense. Depreciation expense decreased each year due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. During 1996, the Partnership established a provision for doubtful accounts of $7,563 to reserve for uncollectible rents receivable. Interest expense decreased during 1996 due to the complete payoff on long-term debt that was originally obtained in the fourth quarter of 1994. Management fees decreased each year due to the decline in rental income. General and administrative expenses increased 10% and 19% in 1996 and 1995, respectively. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The net loss on sale of marketable securities in 1996 reflects the fourth quarter sale of stock in CISC that had been received from the Trustee.

The Partnership recorded net income per Limited Partnership Unit of $1.07, $2.77, and $4.24 for the years ended December 31, 1996, 1995 and 1994, respectively. The allocation for the years ended December 31, 1996, 1995 and 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1996, rental revenue generated from operating leases and gain on the sales of equipment were the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $107,227 and are to be received over the next three years (see note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment sales with a depreciated cost basis of $53,513, generating $206,078 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

Cash distributions paid in the first quarter of 1997 are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit. During 1996, the Partnership distributed a total of $10.00 per Limited Partnership Unit, of which $1.07 per Unit represents income and $8.93 per Unit represents a return of capital. For the quarter ended December 31, 1996, the Partnership declared a cash distribution of $32,921, of which $1,646 was allocated to the General Partner and $31,275 was allocated to the Limited Partners. The distribution will be made on February 28, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in the future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership III-C:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership III-C (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1996. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership III-C as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG Peat Marwick LLP



Boston, Massachusetts
March 21, 1997

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     Assets
                                                                                       1996                     1995
                                                                                 ----------------        ----------------

Investment property, at cost (notes 3 and 4):
   Computer equipment                                                            $        443,464        $      1,495,761
     Less accumulated depreciation                                                        334,414               1,217,633
                                                                                 ----------------        ----------------
       Investment property, net                                                           109,050                 278,128

Cash and cash equivalents                                                                  18,943                  58,929
Marketable securities (notes 2 and 7)                                                      27,976                  44,599
Rents receivable, net (note 2)                                                              5,611                  25,775
Sales receivable                                                                            8,801                      50
                                                                                 ----------------        ----------------

     Total assets                                                                $        170,381        $        407,481
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt                                             $              -        $         38,051
   Accounts payable and accrued expenses - affiliates (note 5)                              4,826                   8,210
   Accounts payable and accrued expenses                                                  118,436                 176,888
   Unearned rental revenue                                                                  4,288                   2,176
                                                                                 ----------------        ----------------

     Total liabilities                                                                    127,550                 225,325
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                636,408                 540,111
     Cumulative cash distributions                                                       (637,338)               (624,170)
     Unrealized losses on marketable securities (note 7)                                      (70)                    (79)
                                                                                 ----------------        ----------------
                                                                                                -                 (83,138)
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,685              11,139,685
     Cumulative net income                                                              1,019,500                 992,631
     Cumulative cash distributions                                                    (12,109,430)            (11,859,230)
     Unrealized losses on marketable securities (note 7)                                   (6,924)                 (7,792)
                                                                                 ----------------        ----------------
                                                                                           42,831                 265,294
                                                                                 ----------------        ----------------
     Total partners' equity                                                                42,831                 182,156
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        170,381        $        407,481
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                 1996                     1995                    1994
                                                            ---------------          --------------         ---------------

Revenue:
   Rental income                                            $       184,100          $      469,123         $       584,404
   Other income                                                           -                 100,752                       -
   Interest income                                                    4,825                   8,743                   7,559
   Net gain (loss) on sale of equipment                             152,565                 (47,329)                 74,975
   Recovery of net unsecured pre-petition
     claim (note 8)                                                       -                  52,470                 219,033
                                                            ---------------          --------------         ---------------

       Total revenue                                                341,490                 583,759                 885,971
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                     115,565                 307,194                 516,765
   Provision for doubtful accounts                                    7,563                   5,720                   6,830
   Interest                                                           1,165                   5,496                   1,077
   Related party expenses (note 5):
     Management fees                                                 11,539                  32,581                  39,056
     General and administrative                                      78,112                  70,976                  59,394
   Net loss on sale of marketable securities                          4,380                       -                       -
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                     218,324                 421,967                 623,122
                                                            ---------------          --------------         ---------------

Net income                                                  $       123,166          $      161,792         $       262,849
                                                            ===============          ==============         ===============

Net income per Limited
   Partnership Unit                                         $          1.07          $         2.77         $          4.24
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995 and 1994



                                                             General                Limited
                                                             Partner                Partners                 Total
                                                       -----------------         --------------        ---------------

Equity (deficit) at
    December 31, 1993                                  $        (281,375)        $    1,067,312        $       785,937

Net income                                                       156,797                106,052                262,849

Cash distributions                                               (26,336)              (500,400)              (526,736)
                                                       -----------------         --------------        ---------------

Equity (deficit) at
    December 31, 1994                                           (150,914)               672,964                522,050

Net income                                                        92,545                 69,247                161,792

Cash distributions                                               (24,690)              (469,125)              (493,815)

Unrealized losses on
    marketable securities (note 7)                                   (79)                (7,792)                (7,871)
                                                       -----------------         --------------        ---------------

Equity (deficit) at
    December 31, 1995                                            (83,138)               265,294                182,156

Net income                                                        96,297                 26,869                123,166

Cash distributions                                               (13,168)              (250,200)              (263,368)

Reduction of unrealized losses on
    marketable securities (note 7)                                     9                    868                    877
                                                       -----------------         --------------        ---------------

Equity at
    December 31, 1996                                  $               -         $       42,831        $        42,831
                                                       =================         ==============        ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                            1996                1995                1994
                                                                            ----                ----                ----

Cash flows from operating activities:
   Net income                                                        $       123,166     $        161,792     $        262,849
                                                                     ---------------     ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating   activities:
       Depreciation                                                          115,565              307,194              516,765
       Provision for doubtful accounts                                         7,563                5,720                6,830
       Net (gain) loss on sale of equipment                                 (152,565)              47,329              (74,975)
       Net loss on sale of marketable securities                               4,380                    -                    -
       Net decrease (increase) in current assets                               3,850              (73,173)              (7,375)
       Net decrease in current liabilities                                   (59,724)             (14,882)             (24,092)
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                   (80,931)             272,188              417,153
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                            42,235              433,980              680,002
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                 -             (167,898)            (368,853)
   Proceeds from sales of investment property                                206,078               14,908              183,503
   Proceeds from sales of marketable securities                               13,120                    -                    -
                                                                     ---------------     ----------------     ----------------

         Net cash provided by (used in)
           investing activities                                              219,198             (152,990)            (185,350)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings under long-term debt                                   -                    -               91,422
   Principal payments on long-term debt                                      (38,051)             (53,371)              (3,363)
   Cash distributions to partners                                           (263,368)            (493,815)            (526,736)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (301,419)            (547,186)            (438,677)
                                                                     ---------------     ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                         (39,986)            (266,196)              55,975

Cash and cash equivalents at beginning of year                                58,929              325,125              269,150
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $        18,943     $         58,929     $        325,125
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $         1,165     $          6,572     $              -
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the fourth quarter of 1996 distribution made February 28, 1997, cumulative distributions to date are $485.24 per Unit. This cumulative distribution per Unit amount represents 27.60% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowances. At December 31, 1996 and 1995, the allowance for doubtful accounts included in rents receivable was $8,377 and $814, respectively.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of 13,988 shares of common stock in Continental Information Systems Corporation ("CISC") received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 7).

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income (loss) as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $119,588, $90,684, and $(46,335) in 1996, 1995
and 1994, respectively (see note 6).

(3)   Investment Property

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $109,050, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next three years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                1997                               $       92,176
                1998                                       10,827
                1999                                        4,224
                                                   --------------

                                                   $      107,227
                                                   ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1996:

                  Computer peripherals                      $       84,258
                  Processors & upgrades                            235,036
                  Telecommunications                               110,866
                  Other                                             13,304
                                                            --------------

                                                            $      443,464
                                                            ==============


Three lessees, Baylor Health Network, Incorporated, J. Walter Thompson & Company and Sports & Recreation, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 16.78%, 34.67% and 16.32%, respectively, of the total rental income for the year ended December 31, 1996. Baylor Health Network, Incorporated, J. Walter Thompson & Company and Sports & Recreation, Incorporated lease equipment comprising 19.05%, 37.02% and 16.30%, respectively, of the total equipment portfolio at December 31, 1996.

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      1996               1995               1994
                                                      ----               ----               ----

Equipment acquisition fees                        $          -       $      4,890      $      9,518
Management fees                                         11,539             32,581            39,056
Reimbursable expenses paid                              78,040             63,128            66,303
                                                  ------------       ------------      ------------

                                                  $     89,579       $    100,599      $    114,877
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

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(6) Reconciliation of Financial Statement Net Income to Taxable Income (Loss) to Partners

A reconciliation of financial statement net income to taxable income (loss) to partners is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                   1996                1995              1994
                                                                              --------------      -------------      -------------

      Net income per financial statements                                     $      123,166      $     161,792      $     262,849

      Depreciation expense for financial statement purposes
           (less than) in excess of depreciation expense for
           tax purposes                                                                 (434)            24,750                  -

      Provision for doubtful accounts expense for financial
           statement purposes in excess of (less than) provision
           for doubtful accounts expense for tax purposes                              7,563            (84,318)          (282,698)

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment for
           tax purposes                                                              (10,707)           (11,540)           (26,486)
                                                                              --------------      -------------      -------------

      Taxable income (loss) to partners                                       $      119,588      $      90,684      $     (46,335)
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

(7)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At December 31, 1996 the difference between the fair value and the cost basis of these securities is an unrealized loss of $6,994.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at December 31, 1996 are as follows:

                                                                                1996
                                                                       Cost           Fair
                                                                       Basis          Value
                                                                       --------       --------

Investment in Continental Information
     Systems Corporation Stock                                         $ 34,970       $ 27,976
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

(8) Bankruptcy of Continental Information Systems Corporation (former parent of General Partner)

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. and all the common stock of TLP Management Services Corporation ("TLPMS", formerly CIS Management Services Corporation "CISMS") from CMI Corporation. Under the new ownership, it is expected that TLP and TLPMS will continue to operate in the same manner of business as each has in the past.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("CMI Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. CMI Holding is the former parent of TLP and CMI is the former parent of TLPMS. TLP and TLPMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. CMI Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

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

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                   Additions charged
                                      Balance at             to (recoveries                                     Balance
                                      beginning              credited from)                                     at end
Classification                          of year           costs and expenses           Charge-offs              of year
                                   ----------------        ----------------         ----------------        -----------------


Year ended
December 31, 1994                  $        367,830        $       (212,203)        $         70,494        $          85,133
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $         85,133        $        (46,750)        $         37,569        $             814
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $            814        $          7,563         $              -        $           8,377
                                   ================        ================         ================        =================

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1996

Lessee

Baylor Health Network, Incorporated
Centura Bank, Incorporated
Hughes Aircraft Company, Incorporated
J. Walter Thompson & Company
New York Life Insurance Company, Incorporated
Sports & Recreation, Incorporated
USG Corporation

Equipment Description                         Acquisition Price

Computer peripherals                             $       84,258
Processors & upgrades                                   235,036
Telecommunications                                      110,866
Other                                                    13,304
                                                 --------------

                                                 $      443,464
                                                 ==============

          Exhibit 11 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                             1996               1995                 1994
                                                                     ---------------     ----------------     ----------------

Net income                                                            $      123,166     $        161,792     $        262,849

Gain on sale                                                                (153,682)              (3,617)             (77,385)
Loss on sale                                                                   5,497               50,946                2,410
Special cost recovery allocation                                              (7,871)             (83,138)            (150,914)
                                                                      --------------     ----------------     ----------------

Available income from operations                                             (32,890)             125,983               36,960
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   (Loss) income from operations                                                (250)               6,299                1,848
   Gain on sale                                                               96,681                3,617                4,059
   Loss on sale                                                                  (55)                (509)                 (24)
   Special cost recovery allocation                                              (79)              83,138              150,914
                                                                      --------------     ----------------     ----------------

Income allocated to General Partner                                           96,297               92,545              156,797
                                                                      --------------     ----------------     ----------------

Income allocated to Limited Partners                                  $       26,869     $         69,247     $        106,052
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           25,020               25,020               25,020

Net income per Limited Partnership Unit                               $         1.07     $           2.77     $           4.24
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

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:


TLP and TLPMS

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            51
Arthur P. Beecher                                  Director and President                                              59
Nancy E. Malone                                    Vice President, Lease Financing                                     38
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           37
James S. Felman                                    Clerk                                                               32

Waddell & Reed
          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  52
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           60
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           38
                                                      and General Counsel


(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Director of TLP and TLPMS. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President and Director of TLP and TLPMS. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President, Lease Financing of TLP and TLPMS. Prior to joining TLP, she was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Satellite Operations for TLP and TLPMS. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

James S. Felman is Clerk of TLP and TLPMS. Prior to joining TLP, he was in private practice and was previously employed as a Tax Consultant with Price Waterhouse in Miami, Florida and New York, New York. Mr. Felman received his J.D. from S.U.N.Y. at Buffalo Law School, holds a B.S. in Economics and Business Management from Cornell University, and is a licensed attorney in New York and Florida.

Joseph P. Colonna is Vice President, Marketing of TLP and TLPMS. Prior to joining TLP, he was Associate Counsel at CSA Financial Corp. of Boston, Massachusetts in charge of Domestic and International Leasing Transactions. He received his B.A. from Rutgers University, J.D. from Suffolk University Law School and M.S.L. from Vermont Law School.

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

Robert J. Williams, Jr. is Vice President and National Sales Manager of Waddell & Reed and Executive Vice President and National Sales Manager of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. since July 1996. He was employed with Charles Schwab & Company from November 1991 to July 1995. From August 1984 to October 1991, he was employed by American Express Financial Advisors or its affiliates. Mr. Williams holds a B.S. from the University of Utah and an M.B.A. from California State-Humbolt.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 25,020 outstanding Limited Partnership Units as of December 31, 1996.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Wellesley Leasing Partnership, a Massachusetts general partnership which in turn has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. TLPMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions, and sale transactions, for approval by the Executive Committee, and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the Partnership and, together with Waddell & Reed, provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 30%, Waddell & Reed receives 10% and TLPMS receives 60%, of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings), except for Acquisition Fees, as to which TLP receives 15%, Waddell & Reed receives 10% and TLPMS receives 75%. The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 5 to the financial statements included in Item 8. of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            16
          Balance Sheets at December 31, 1996 and 1995                                                            17
          Statements of Operations for the Years Ended
             December 31, 1996, 1995 and 1994                                                                     18
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1996, 1995 and 1994                                                     19
          Statements of Cash Flows for the Years
             Ended December 31, 1996, 1995 and 1994                                                               20
          Notes to Financial Statements                                                                           21 - 27


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            28

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                29


       3. Exhibit Index

          11  Statement   regarding  computation  of   net  income  per  Limited
          Partnership Unit                                                                                        30

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


Date:  March 27, 1997




By:    Arthur P. Beecher,
       President