Form 10-Q
period 1997-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-C
filed 1997-05-14
CIK 760382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1997                     Commission File No. 2-95011


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

                              ---------------------


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


                          INDEX                                                                                  Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1997 and December 31, 1996                                    3

                    Statements of Operations
                         Quarters Ended March 31, 1997 and 1996                                                  4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1997 and 1996                                                  5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition and                                    8 - 9
                    Results of Operations

              Computer Equipment Portfolio                                                                       10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        11

              Signature                                                                                          12


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/97                 12/31/96
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $        438,842        $        443,464
     Less accumulated depreciation                                                        343,761                 334,414
                                                                                 ----------------        ----------------
       Investment property, net                                                            95,081                 109,050

Cash and cash equivalents                                                                  60,047                  18,943
Marketable securities (note 5)                                                                  -                  27,976
Rents receivable, net (note 2)                                                              6,955                   5,611
Sales receivable                                                                            4,251                   8,801
                                                                                 ----------------        ----------------

     Total assets                                                                $        166,334        $        170,381
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $         14,760        $          4,826
   Accounts payable and accrued expenses                                                  126,583                 118,436
   Unearned rental revenue                                                                  6,910                   4,288
                                                                                 ----------------        ----------------

     Total liabilities                                                                    148,253                 127,550
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                636,595                 636,408
     Cumulative cash distributions                                                       (637,338)               (637,338)
     Unrealized losses on marketable securities (note 5)                                        -                     (70)
                                                                                 ----------------        ----------------
                                                                                              257                       -
                                                                                 ----------------        ----------------
   Limited Partners (25,020 units):
     Capital contribution, net of offering costs                                       11,139,685              11,139,685
     Cumulative net income                                                              1,018,844               1,019,500
     Cumulative cash distributions                                                    (12,140,705)            (12,109,430)
     Unrealized losses on marketable securities (note 5)                                        -                  (6,924)
                                                                                 ----------------        ----------------
                                                                                           17,824                  42,831
                                                                                 ----------------        ----------------
     Total partners' equity                                                                18,081                  42,831
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        166,334        $        170,381
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                           1997                    1996
                                                                                     --------------         ---------------

Revenue:
   Rental income                                                                     $       30,016         $        78,267
   Other income                                                                               3,687                       -
   Interest income                                                                              435                     913
   Net gain on sale of equipment                                                              4,250                  96,525
   Net loss on sale of marketable securities                                                 (5,250)                      -
                                                                                     --------------         ---------------

       Total revenue                                                                         33,138                 175,705
                                                                                     --------------         ---------------

Costs and expenses:
   Depreciation                                                                              13,969                  33,367
   Interest                                                                                       -                     676
   Related party expenses (note 4):
     Management fees                                                                          2,709                   3,346
     General and administrative                                                              16,929                  17,475
                                                                                     --------------         ---------------

       Total costs and expenses                                                              33,607                  54,864
                                                                                     --------------         ---------------

Net (loss) income                                                                    $         (469)        $       120,841
                                                                                     ==============         ===============

Net (loss) income per Limited Partnership Unit                                       $         (.03)        $          3.64
                                                                                     ==============         ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                               1997                 1996
                                                                                         ----------------     ----------------

Cash flows from operating activities:
   Net (loss) income                                                                     $           (469)    $        120,841
                                                                                         ----------------     ----------------

   Adjustments to reconcile  net (loss) income to net cash
     provided by operating  activities:
       Depreciation                                                                                13,969               33,367
       Net gain on sale of equipment                                                               (4,250)             (96,525)
       Net loss on sale of marketable securities                                                    5,250                    -
       Net decrease (increase) in current assets                                                    3,206              (28,351)
       Net increase (decrease) in current liabilities                                              20,703               (8,117)
                                                                                         ----------------     ----------------

         Total adjustments                                                                         38,878              (99,626)
                                                                                         ----------------     ----------------

         Net cash provided by operating activities                                                 38,409               21,215
                                                                                         ----------------     ----------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                                     29,720                    -
   Proceeds from sales of investment property                                                       4,250               96,525
                                                                                         ----------------     ----------------

         Net cash provided by investing activities                                                 33,970               96,525
                                                                                         ----------------     ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                                 -              (14,030)
   Cash distributions to partners                                                                 (31,275)             (65,842)
                                                                                         ----------------     ----------------

         Net cash used in financing activities                                                    (31,275)             (79,872)
                                                                                         ----------------     ----------------

Net increase in cash and cash equivalents                                                          41,104               37,868

Cash and cash equivalents at beginning of period                                                   18,943               58,929
                                                                                         ----------------     ----------------

Cash and cash equivalents at end of period                                               $         60,047     $         96,797
                                                                                         ================     ================

Supplemental cash flow information:
   Interest paid during the period                                                       $              -     $            676
                                                                                         ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-C (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $8,377.

(3)   Investment Property

At March 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $95,081, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                     1997               1996
                                                     ----               ----

Management fees                                  $      2,709       $      3,346
Reimbursable expenses paid                             20,215             21,610
                                                 ------------       ------------

                                                 $     22,924       $     24,956
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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At March 31, 1997, there are no marketable securities owned by the Partnership, therefore, there is no unrealized gain or loss included in partners' equity.

The fair value is based on currently quoted market prices. The cost basis and estimated fair value of the Partnership's marketable securities at March 31, 1997 and December 31, 1996, respectively, are as follows:

                                                                             March 31, 1997               December 31, 1996
                                                                       -------------------------    ---------------------------

                                                                       Cost           Fair          Cost               Fair
                                                                       Basis          Value         Basis              Value

Investment in Continental Information
     Systems Corporation Stock                                         $         -    $         -   $ 34,970           $ 27,976
                                                                       ===========    ===========   ========           ========

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1997, in comparison to the quarter ended March 31, 1996.

The Partnership realized a net loss of $469 and net income of $120,841 for the quarters ended March 31, 1997 and 1996, respectively. Rental income decreased $48,251 or 62% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income reported in 1997 is the result of the reduction of overstated management fees recorded in prior periods. Interest income decreased as a result of lower short-term investment balances held during 1997. The decrease in net gain on sale of equipment is attributed to a lower number of equipment sales in the current quarter. The net loss on sale of marketable securities in 1997 reflects the below-cost sale of Continental Information Systems Corporation stock. The stock had been received from the Trustee of the Liquidating Estate of CIS Corporation (the "Estate"), the former ultimate parent company of the General Partner, as part of a settlement of certain outstanding issues between the Partnership and the Estate.

Total costs and expenses decreased $21,257 or 39% between the three month periods. The decrease is primarily the result of lower depreciation expense. Depreciation expense decreased in the current quarter due to a portion of the equipment portfolio becoming fully depreciated and due to a reduction in the equipment portfolio. Management fees and general and administrative expenses decreased in relation to the reduction in rental income.

The Partnership recorded a net loss per Limited Partnership Unit of $.03 and net income per Limited Partnership Unit of $3.64 for the quarters ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment and marketable securities sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

                   WELLESLEY INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. In order that future cash flows should be sufficient to meet the Partnership's operating expenses and liabilities, additional funds will be obtained through the sale of equipment and through a reduction in the rate of cash distributions. Future rental revenues amount to $91,623 and are scheduled to be received over the next three years.

During the first quarter of 1997, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution during 1997.

For the three months ended March 31, 1997, the Partnership's investing activities generated $4,250 in sales proceeds on the sale of fully depreciated equipment with an original cost basis of $4,622.

Cash distributions are currently halted in an effort to minimize costs and accumulate cash in anticipation of a final distribution to the Partners once the Partnership has been liquidated. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-C
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1997

Lessee

Baylor Health Network, Incorporated
Centura Bank
Hughes Aircraft Company, Incorporated
J. Walter Thompson & Co.
JumboSports, Incorporated
New York Telephone
USG Corporation

Equipment Description                         Acquisition Price

Computer peripherals                             $       83,380
Processors & upgrades                                   232,586
Telecommunications                                      109,711
Other                                                    13,165
                                                 --------------

                                                 $      438,842
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

Date:  May 12, 1997